Form 10-K405
period 1999-12-31
PETRO HOLDINGS FINANCIAL CORP
filed 2000-03-29
CIK 1094068

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999

                      Commission file number 333-87371-01
                                             ------------

                     PETRO HOLDINGS FINANCIAL CORPORATION
          (Exact name of the registrant as specified in its charter)



          Delaware                                        74-2922355
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

          6080 Surety Drive
           El Paso, Texas                                    79905
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (915) 779-4711

                        _______________________________

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None
                       ________________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                     Yes   X      No
                                         -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     Yes    X      No
                                          -----        -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                      Not Applicable

Documents incorporated by reference: Portions of Item 14 of Part IV are incorporated by reference to: Petro Stopping Centers Holdings, L.P.'s and Petro Holdings Financial Corporation's Registration Statement No. 333-87371, filed on September 17, 1999.

The Registrant, Petro Holdings Financial Corporation, meets the conditions set forth in the General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

================================================================================

                                    PART I

Item 1.  Business

General

     We are a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. ("Holdings"), incorporated July 6, 1999 for the sole purpose of serving as a co-issuer with Holdings for the issuance of 82,707 units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 and 82,707 exchangeable Petro Warrant Holdings Corporation's warrants ("15% Notes"). Upon an exchange event, such as a change in control, IPO, or bankruptcy, the warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. The issuance also included notes issued to Chartwell Investments, Inc. of approximately $14,800,000 in accreted value, which were issued without warrants. The 15% Notes are recorded on the financial statements of Holdings.

     We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations. Our financial statements are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation as of inception, July 6, 1999 through the year ended December 31, 1999.

     Holdings files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding Holdings and its business and financial results, reference is made to Holdings' Annual Report on Form 10-K for 1999, a copy of which is filed as Exhibit 99 to this report.

Item 2.  Properties

         None

Item 3.  Legal Proceedings

         None

                                    PART II

Item 5.  Market of Registrant's Common Equity and Related Stockholder Matters

         We are a wholly-owned subsidiary of Holdings. Consequently, there is no established trading market for our equity.

Item 7A. Quantitative and Qualitative Disclosures About Market Rate

         None

Item 8.  Financial Statements and Supplementary Data

                     PETRO HOLDINGS FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEET
                                (in thousands)

                                                                  December 31,
                                                                     1999
                                                                   --------

                     Assets

Cash..............................................................  $  1,000
                                                                    --------

         Total assets.............................................  $  1,000
                                                                    ========


               Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding ...........................  $     25
Additional paid-in capital........................................       975
                                                                    --------

         Total stockholder's equity ..............................  $  1,000
                                                                    ========

           See accompanying notes to unaudited financial statements

                     PETRO HOLDINGS FINANCIAL CORPORATION
                       UNAUDITED STATEMENT OF CASH FLOW
                                (in thousands)


                                                                               From Inception (July 6, 1999)
                                                                                   through the Year Ended
                                                                                      December 31, 1999
                                                                                      -----------------
Cash flows provided by financing activities:

Proceeds from sale of stock ........................................................       $   1,000
                                                                                           ---------

       Net cash provided by financing activities ...................................           1,000
                                                                                           ---------

Net increase in cash................................................................           1,000
 Cash, beginning of period..........................................................               -
                                                                                           ---------
 Cash, end of period................................................................       $   1,000
                                                                                           =========

           See accompanying notes to unaudited financial statements

                     PETRO HOLDINGS FINANCIAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  Company Formation and Description of Business

Company Formation

     Petro Holdings Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. ("Holdings") and was incorporated July 6, 1999 for the sole purpose of serving as a co-issuer with Holdings for the issuance of 82,707 units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 ("15% Notes") and 82,707 exchangeable Petro Warrant Holdings Corporation's warrants (the "Warrants"). Upon an exchange event, such as a change in control, IPO, or bankruptcy, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. The issuance also included notes issued to Chartwell Investments, Inc. of approximately $14,800,000 in accreted value, which were issued without warrants. The 15% Notes and the notes issued to Chartwell Investments, Inc. are recorded on the financial statements of Holdings.

(2)  Summary of Significant Accounting Policies

Basis of Presentation

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 1999 the Company's balance sheet consists only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 1999 consolidated balance sheets of Holdings, which are included in Holding's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which is filed as Exhibit 99 to this report. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation as of inception, July 6, 1999 through the year ended December 31, 1999.

     The Company meets all of the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission's Regulation S-X (the "Rule"). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

(3)  Stockholder's Equity

     The Company is a wholly-owned subsidiary of Holdings, which is the sole shareholder of the outstanding common stock of the Company. As the sole shareholder, Holdings holds all voting rights and privileges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Forms 8-K

The following documents are filed as a part of this report:          Page
                                                                     ----

1.   Financial statements

      Balance Sheet                                                    3

      Statement of Cash Flows                                          4

     The accounts of the Company are included in December 31, 1999 consolidated balance sheets of Holdings, which are included in Holding's Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which is filed as Exhibit 99 to this Annual Report.

2. Financial statements schedule and supplementary information required to be submitted.
      None

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.   Exhibits

     Incorporated herein by reference is a list of Exhibits contained in the
     Exhibit Index on Page 10 of this Annual Report.

     (b)  Reports on Form 8-K:

          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PETRO HOLDINGS FINANCIAL CORPORATION
                                            (Registrant)



                              By: /s/ J.A. Cardwell, Sr.
                              ------------------------------------------
                                      (J.A. Cardwell Sr.)
                                     President and Director
                                 (Principal Executive Officer)

March 29, 2000


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Petro Holdings Financial Corporation and in the capacities and on the dates indicated.

Signature                           Title                        Date
---------                           -----                        ----

/s/ J.A. Cardwell, Sr.        President and Director           March 29, 2000
----------------------------
   (J.A. Cardwell, Sr.)       (Principal Executive Officer)

/s/ David A. Appleby          Vice President of Finance and    March 29, 2000
----------------------------
   (David A. Appleby)         Treasurer (Principal Financial
                              Officer and Chief Accounting
                              Officer)

/s/ James A. Cardwell, Jr     Director                         March 29, 2000
----------------------------
   (James A. Cardwell, Jr)

/s/ Larry J. Zine             Director                         March 29, 2000
----------------------------
   (Larry J. Zine)

/s/ Kevin T. Weir             Director                         March 29, 2000
----------------------------
   (Kevin T. Weir)

/s/ Robert Grussing IV        Director                         March 29, 2000
----------------------------
   (Robert Grussing IV)

s/ Martha P. Boyd             Director                         March 29, 2000
----------------------------
  (Martha P. Boyd)

/s/ David A. Parsons          Director                         March 29, 2000
----------------------------
   (David A. Parsons

                                 EXHIBIT INDEX


Exhibit No.          Exhibit Description

 3.1(a)       Certificate of Incorporation.

 3.2(a)       Bylaws.

23*           Consent of Independent Public Accountants.

24.1 Power of Attorney (Included as part of the signature page of this Form 10-K).

27*           Financial Data Schedule.

99* Petro Stopping Centers Holdings, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 29, 2000.

*    Filed herewith.

(a) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s and Petro Holdings Financial Corporation's Registration Statement on Form S-4 (Registration No. 333-87371).