Form 10-Q
period 2000-03-31
PETRO HOLDINGS FINANCIAL CORP
filed 2000-05-12
CIK 1094068

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


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

           6080 Surety Dr.
           El Paso, Texas                                      79905
     (Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:    (915) 779-4711


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
      ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         PART 1.  Financial Information

Item 1.  Financial Statements

                      PETRO HOLDINGS FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS

                                                           December 31,        March 31,
                                                              1999               2000
                                                          ------------        ----------
          Assets

Cash                                                      $  1,000            $  1,000
                                                          ------------        ----------
     Total assets                                         $  1,000            $  1,000
                                                          ============        ==========

       Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
 2,500 shares issued and oustanding                       $     25           $      25
Additonal paid-in capital                                      975                 975
                                                          ------------        ----------
     Total stockholder's equity                           $  1,000           $   1,000
                                                          ============        ==========

              See accompanying notes to unaudited balance sheets.

                      PETRO HOLDINGS FINANCIAL CORPORATION
                       NOTES TO UNAUDITED BALANCE SHEETS

(1)  Organization and Basis of Presentation

     Petro Holdings Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. ("Holdings") and was incorporated July 6, 1999 for the sole purpose of serving as a co-issuer with Holdings in the issuance of 82,707 units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 ("15% Notes") and 82,707 exchangeable Petro Warrant Holdings Corporation's warrants (the "Warrants"). Upon an exchange event, such as a change in control, IPO, or bankruptcy, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. At the same time the Company co-issued the 15% Notes and the Warrants, the Company also co-issued with Holdings, notes to Chartwell Investments, Inc. of approximately $14,800,000 in accreted value, without warrants. The 15% Notes and the notes issued to Chartwell Investments, Inc. are recorded on the financial statements of Holdings.

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. The accompanying unaudited balance sheets have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

     These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Holdings Financial Corporation on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 1999 Form 10-K.
In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and March 31, 2000.

     The Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission's Regulation S-X (the "Rule"). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is inactive and, accordingly, it has no operations and only minimal assets.


                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 4 of this Quarterly Report.

         (b)  Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PETRO HOLDINGS FINANCIAL CORPORATION
                                         (Registrant)


Date:  May 12, 2000          /s/ David A. Appleby
                                 ------------------------------------
                                 David A. Appleby
                                 Vice President of Finance and Treasurer
                                 (on behalf of Registrant and as Registrant's
                                 Principal Financial and Chief Accounting
                                 Officer)

                                 EXHIBIT INDEX



Exhibit No.                                      Exhibit Description
-----------                                      -------------------

3.1 (aa)                                         Certificate of Incorporation.

3.2 (aa)                                         Bylaws.

27*                                              Financial Data Schedule.

_____________

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-4 (Registration No. 333-87371) on September 17, 1999.

*    Filed herewith.