Form 10-Q
period 2000-09-30
PETRO HOLDINGS FINANCIAL CORP
filed 2000-11-13
CIK 1094068

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

               For the quarterly period ended September 30, 2000


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ________
    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2000, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                         PART I.  Financial Information

Item 1. Financial Statements

                      PETRO HOLDINGS FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS

                                                                December 31,       September 30,
                                                                     1999               2000
                                                                -----------        ------------
               Assets

Cash
        Total assets                                            $     1,000         $     1,000
                                                                -----------         -----------
                                                                $     1,000         $     1,000
                                                                ===========         ===========
     Stockholder's Equity


Common stock, $.01 par value: 10,000 shares authorized;
    2,500 shares issued and outstanding                         $        25         $        25
Additional paid-in capital                                              975                 975
                                                                -----------         -----------
        Total stockholder's equity                              $     1,000         $     1,000
                                                                ===========         ===========


           See accompanying notes to unaudited financial statements.

                      PETRO HOLDINGS FINANCIAL CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                      From Inception (July 6, 1999)
                                                        Through the Period Ended             Nine Months Ended
                                                           September 30, 1999                September 30, 2000
                                                           ------------------                ------------------

Cash flows provided by financing activities:


Proceeds from sale of stock                                $            1,000                $                -
                                                           ------------------                ------------------
   Net cash provided by financing activities                            1,000                                 -
                                                           ------------------                ------------------

Net increase in cash                                                    1,000                                 -
Cash, beginning of period                                                   -                             1,000
                                                           ------------------                ------------------
Cash, end of period                                        $            1,000                $            1,000
                                                           ==================                ==================



           See accompanying notes to unaudited financial statements.

                      PETRO HOLDINGS FINANCIAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

     The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Holdings Financial Corporation on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and September 30, 2000 and cash flows from inception, July 6, 1999, through the period ended September 30, 1999 and for the nine months ended September 30, 2000. The Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission's Regulation S-X (the "Rule"). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is inactive and, accordingly, it has no operations and only minimal assets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         None.


                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 6 of this Quarterly Report.

         (b)  Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PETRO HOLDINGS FINANCIAL CORPORATION
                                  (Registrant)


Date:  November 13, 2000   /s/ David A. Appleby
                           ------------------------------------
                               David A. Appleby
                               Vice President of Finance and Treasurer
                               (on behalf of Registrant and as Registrant's
                               Principal Financial and Chief Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.                                    Exhibit Description
-----------                                    -------------------

3.1 (aa)                                       Certificate of Incorporation.

3.2 (aa)                                       Bylaws.

27*                                            Financial Data Schedule.

_________________

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-4 (Registration No. 333-87371) on September 17, 1999.

*    Filed herewith.