Form 10-K405
period 2000-12-31
PETRO HOLDINGS FINANCIAL CORP
filed 2001-04-02
CIK 1094068

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

                     For the year ended December 31, 2000

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

                       ---------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

                       ---------------------------------

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

================================================================================

                                    PART I

Item 1.  Business

General

     We are a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. ("Holdings"), incorporated July 6, 1999 for the sole purpose of serving as a co-issuer with Holdings in the issuance of 82,707 units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 ("15% Notes") and 82,707 exchangeable Petro Warrant Holdings Corporation's warrants (the "Warrants"). Upon an exchange event, such as a change in control, IPO, or bankruptcy, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. At the same time we co-issued the 15% Notes and the Warrants, we also co-issued with Holdings, notes to Chartwell Investments, Inc. of approximately $14,800,000 in accreted value ($11.2 million net of an imputed market rate of interest discount), without warrants. The 15% Notes and the notes issued to Chartwell Investments, Inc. are recorded on the financial statements of Holdings.

     We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations. Our financial statements are unaudited. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly our financial position at December 31, 1999 and December 31, 2000 and cash flows from inception, July 6, 1999 through the year ended December 31, 1999 and for the year ended December 31, 2000.

     Holdings files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding Holdings and its business and financial results, reference is made to Holdings' Annual Report on Form 10-K for 2000, a copy of which is filed as Exhibit 99 to this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Rate

         None

Item 8.  Financial Statements and Supplementary Data

                     PETRO HOLDINGS FINANCIAL CORPORATION
                           UNAUDITED BALANCE SHEETS


                                                  December 31,    December 31,
         Assets                                      1999             2000
                                                  ------------    ------------

Cash                                               $    1,000      $    1,000
                                                   ----------      ----------
    Total assets                                   $    1,000      $    1,000
                                                   ==========      ==========


   Stockholder's Equity

Common stock, $.01 par value: 10,000 shares
  authorized; 2,500 shares issued and
  outstanding                                      $       25      $       25
Additional paid-in capital                                975             975
                                                   ----------      ----------
    Total stockholder's equity                     $    1,000      $    1,000
                                                   ==========      ==========


           See accompanying notes to unaudited financial statements.

                     PETRO HOLDINGS FINANCIAL CORPORATION
                      UNAUDITED STATEMENTS OF CASH FLOWS


                                   From Inception (July 6, 1999)
                                       Through the Year Ended      Year Ended
                                        December 31, 1999      December 31, 2000
                                        -----------------      -----------------

Cash flows from financing activities:

Proceeds from sale of stock                 $    1,000             $       --
                                            ----------             ----------
 Net cash provided by financing activities       1,000                  1,000
                                            ==========             ==========

Net increase in cash                             1,000                     --
Cash, beginning of period                           --                  1,000
                                            ----------             ----------
Cash, end of period                         $    1,000             $    1,000
                                            ==========             ==========



           See accompanying notes to unaudited financial statements.

                     PETRO HOLDINGS FINANCIAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  Company Formation and Description of Business

Company Formation

     Petro Holdings Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. ("Holdings") and was incorporated July 6, 1999 for the sole purpose of serving as a co-issuer with Holdings in the issuance of 82,707 units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008
("15% Notes") and 82,707 exchangeable Petro Warrant Holdings Corporation's warrants (the "Warrants"). Upon an exchange event, such as a change in control, IPO, or bankruptcy, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. At the same time the Company co-issued the 15% Notes and the Warrants, the Company also co-issued with Holdings, notes to Chartwell Investments, Inc. of approximately $14,800,000 in accreted value ($11.2 million net of an imputed market rate of interest discount), without warrants. The 15% Notes and the notes issued to Chartwell Investments, Inc. are recorded on the financial statements of Holdings.

(2)  Summary of Significant Accounting Policies

Basis of Presentation

     The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 1999 and 2000, the Company's balance sheets consist only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 1999 and 2000 consolidated balance sheets of Holdings, which are included in Holding's Annual Report on Form 10-K for the year ended December 31, 2000, a copy of which is filed as Exhibit 99 to this Annual Report. In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and December 31, 2000 and cash flows from inception, July 6, 1999 through the year ended December 31, 1999 and for the year ended December 31, 2000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following documents are filed as a part of this report:

          1. Financial statements                              Page
                                                               ----

             Unaudited Balance Sheets                            2
             Unaudited Statements of Cash Flows                  3
             Notes to Unaudited Financial Statements             4

          The accounts of the Company are included in December 31, 1999 and December 31, 2000 consolidated balance sheets and consolidated statements of cash flows of Holdings, which are included in Holding's Annual Report on Form 10-K for the year ended December 31, 2000, a copy of which is filed as Exhibit 99 to this Annual Report.

          2. Financial statements schedule and supplementary information required to be submitted.

             None

          All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

          3. Exhibits

          Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 7 of this Annual Report.

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


                                     PETRO HOLDINGS FINANCIAL CORPORATION
                                                 (Registrant)

                                     By:  /s/  J.A. Cardwell, Sr.
                                          ------------------------
                                               J.A. Cardwell, Sr.
                                             President and Director
                                          (Principal Executive Officer)


Date:  March 30, 2001

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of Petro Holdings Financial Corporation and in the capacities and on the dates indicated.


         Signature                            Title                       Date
         ---------                            -----                       ----
/s/ J.A. Cardwell, Sr.        President and Director                 March 30, 2001
----------------------------  (Principal Executive Officer)
   (J.A. Cardwell, Sr.)

/s/ David A. Appleby          Treasurer and Chief Financial Officer  March 30, 2001
----------------------------  (Principal Financial Officer
   (David A. Appleby)         and Chief Accounting Officer)


/s/ James A. Cardwell, Jr     Director                               March 30, 2001
----------------------------
   (James A. Cardwell, Jr)


----------------------------  Director                               March 30, 2001
   (William Dawson)

/s/ James L. Whitehurst       Director                               March 30, 2001
----------------------------
   (James L. Whitehurst)

/s/ Martha P. Boyd            Director                               March 30, 2001
----------------------------
   (Martha P. Boyd)

/s/ Joseph R Berkel           Director                               March 30, 2001
----------------------------
  (Joseph R. Berkel)

/s/ Larry J. Zine             Director                               March 30, 2001
----------------------------
   (Larry J. Zine)


                                 EXHIBIT INDEX


Exhibit No.     Exhibit Description
-----------     -------------------

3.1 (a)         Certificate of Incorporation.

3.2 (a)         Bylaws.

24.1* Power of Attorney (Included as part of the signature page of the Form 10-K).

99* Petro Stopping Centers Holdings, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001.

(a) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s and Petro Holdings Financial Corporation's Registration Statement on Form S-4 (Registration No. 333-87371).


*    Filed herewith.