Form 10-Q
period 2001-03-31
PETRO HOLDINGS FINANCIAL CORP
filed 2001-05-15
CIK 1094068

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

                 For the quarterly period ended March 31, 2001


                        Commission file number 1-13020
                                               -------

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
Yes   X    No
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant, Petro Holdings Financial Corporation, meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                        PART 1.  Financial Information

Item 1.   Financial Statements

                     PETRO HOLDINGS FINANCIAL CORPORATION
                           UNAUDITED BALANCE SHEETS


                                                               December 31,       March 31,
                                                                  2000              2001
                                                               ------------     ------------
                         Assets
Cash                                                           $      1,000     $      1,000
                                                               ------------     ------------
     Total assets                                              $      1,000     $      1,000
                                                               ============     ============
                  Stockholder's Equity
Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding                         $         25     $         25
Additional paid-in capital                                              975              975
                                                               ------------     ------------
     Total stockholder's equity                                $      1,000     $      1,000
                                                               ============     ============

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

     The unaudited condensed balance sheets should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Holdings Financial Corporation on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and March 31, 2001.

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

          None


                          PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 5 of this Quarterly Report.

          (b)  Reports on Form 8-K

               The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PETRO HOLDINGS FINANCIAL CORPORATION
                                     (Registrant)


Date:  May 14, 2001        By:  /s/ J.A. Cardwell, Sr.
                                ----------------------------------------------
                                   J.A. Cardwell, Sr.
                                   President and Director
                                   (on behalf of Registrant and as Registrant's
                                   Principal Executive Officer)

                                 EXHIBIT INDEX



Exhibit No.                   Exhibit Description
-----------                   -------------------

3.1 (aa)                      Certificate of Incorporation.

3.2 (aa)                      Bylaws

-------------

(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-4 (Registration No. 333-87371) on September 17, 1999.