Form 10-Q
period 2001-09-30
PETRO HOLDINGS FINANCIAL CORP
filed 2001-11-14
CIK 1094068

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

               For the quarterly period ended September 30, 2001


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2001, the number of shares outstanding of the registrant's only class of common stock was 2,500.

     The registrant, Petro Holdings Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                        PART I.  Financial Information

Item 1.   Financial Statements

                     PETRO HOLDINGS FINANCIAL CORPORATION
                           UNAUDITED BALANCE SHEETS

                                                  December 31,   September 30,
                                                      2000           2001
                                                  ------------   -------------
               Assets
Cash                                              $      1,000   $       1,000
                                                  ------------   -------------
     Total assets                                 $      1,000   $       1,000
                                                  ============   =============
         Stockholder's Equity

Common stock, $.01 par value: 10,000
  shares authorized; 2,500 shares
  issued and outstanding                          $         25   $          25
Additional paid-in capital                                 975             975
                                                  ------------   -------------
     Total stockholder's equity                   $      1,000   $       1,000
                                                  ============   =============



              See accompanying notes to unaudited balance sheets.

                     PETRO HOLDINGS FINANCIAL CORPORATION
                       NOTES TO UNAUDITED BALANCE SHEETS

(1)  Company Formation and Description of Business

Company Formation

     Petro Holdings Financial Corporation (the "Company") is a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. ("Holdings") and was incorporated July 6, 1999 for the sole purpose of serving as a co-issuer with Holdings in the issuance of 82,707 units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 ("15% Notes") and 82,707 exchangeable Petro Warrant Holdings Corporation's warrants (the "Warrants"). The Supplemental Indenture dated July 23, 1999 ("Indenture") provides that upon an "exchange event", such as a change in control, public offering, or bankruptcy filing, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. Prior to August 1, 2002, Holdings has the right to repurchase the Warrants at a price set forth in the Indenture which prices currently exceed the fair market value determined by Holdings. If the Warrants have not been exchanged by August 1, 2004, Holdings will be obligated to repurchase the Warrants at fair market value. At the same time the Company co-issued the 15% Notes and the Warrants, the Company also co-issued with Holdings, notes to Chartwell Investments, Inc. of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount), without warrants. The 15% Notes and the notes issued to Chartwell Investments, Inc. are recorded on the financial statements of Holdings.

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

     The unaudited condensed balance sheets should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Holdings Financial Corporation on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and September 30, 2001.

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

     (b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PETRO HOLDINGS FINANCIAL CORPORATION
                                        (Registrant)


Date:  November 13, 2001    By: /s/ J.A. Cardwell, Sr.
                                --------------------------------------------
                                J.A. Cardwell, Sr.
                                President and Director
                                (on behalf of Registrant and as Registrant's
                                Principal Executive Officer)

                                 EXHIBIT INDEX



Exhibit No.           Exhibit Description
-----------           -------------------

3.1 (aa)              Certificate of Incorporation.

3.2 (aa)              Bylaws.




(aa) Incorporated by reference. Filed with the Company's Registration Statement on Form S-4 (Registration No. 333-87371) on September 17, 1999.