Form 10-K405
period 2001-12-31
PETRO HOLDINGS FINANCIAL CORP
filed 2002-04-01
CIK 1094068

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

                      For the year ended December 31, 2001

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

                         _______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes  X     No____
                                    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                Yes  X     No___
                                    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                 Not Applicable

The Registrant, Petro Holdings Financial Corporation, meets the conditions set forth in the General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.


===============================================================================

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

         We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations. Our financial statements are unaudited. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly our financial position at December 31, 2000 and 2001 and cash flows from inception, July 6, 1999 through the year ended December 31, 1999 and for the years ended December 31, 2000 and 2001.

         Holdings files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding Holdings and its business and financial results, reference is made to Holdings' Annual Report on Form 10-K for 2001, a copy of which is filed as Exhibit 99 to this Annual Report.

Item 2.  Properties

         None

Item 3.  Legal Proceedings

         None

                                     PART II

Item 5.  Market of Registrant's Common Equity and Related Stockholder Matters

         We are a wholly-owned subsidiary of Holdings. Consequently, there is no established trading market for our equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is inactive and, accordingly, it has no operations and only minimal assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Rate

         None

Item 8.  Financial Statements and Supplementary Data

                      PETRO HOLDINGS FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS

                                                         December 31, December 31,
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

                      PETRO HOLDINGS FINANCIAL CORPORATION
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                              From Inception (July 6, 1999)
                                                 Through the Year Ended         Year Ended            Year Ended
                                                   December 31, 1999        December 31, 2000     December 31, 2001
                                                 ----------------------     -----------------     -----------------
Cash flows from financing activities:

Proceeds from sale of stock                      $                1,000     $               -     $               -
                                                 ----------------------     -----------------     -----------------
                                                                  1,000                     -                     -
                                                 ----------------------     -----------------     -----------------
   Net cash provided by financing activities


Net increase in cash                                              1,000                     -                     -
Cash, beginning of period                                             -                 1,000                 1,000
                                                 ----------------------     -----------------     -----------------
Cash, end of period                              $                1,000     $           1,000     $           1,000
                                                 ======================     =================     =================

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

         The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 2000 and 2001, the Company's balance sheets consist only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 2000 and 2001 consolidated balance sheets of Holdings, which are included in Holding's Annual Report on Form 10-K for the year ended December 31, 2001, a copy of which is filed as Exhibit 99 to this Annual Report. In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and 2001.

         The Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission's Regulation S-X (the "Rule"). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reporting pursuant to the Securities Exchange Act of 1934 may be unaudited.

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

         The accounts of the Company are included in December 31, 2000 and 2001 consolidated balance sheets and consolidated statements of cash flows of Holdings, which are included in Holding's Annual Report on Form 10-K for the year ended December 31, 2001, a copy of which is filed as
         Exhibit 99 to this Annual Report.

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

         (b) Reports on Form 8-K:

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PETRO HOLDINGS FINANCIAL CORPORATION
                                        (Registrant)

                             By:  /s/  J.A. Cardwell, Sr.
                                  -----------------------------------
                                       J.A. Cardwell, Sr.
                                       President and Director
                                       (On behalf of Registrant and as
                                       Registrant's Principal Executive Officer)


Date:    March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Holdings Financial Corporation and in the capacities and on the dates indicated.

        Signature                          Title                       Date
        ---------                          -----                       ----

/s/ J.A. Cardwell, Sr.           President and Director           March 28, 2002
---------------------------
   (J.A. Cardwell, Sr.)          (Principal Executive Officer)

/s/ Edward Escudero              Treasurer                        March 28, 2002
---------------------------
   (Edward Escudero)             (Principal Financial Officer
                                 and Chief Accounting Officer)

/s/ James A. Cardwell, Jr.       Director                         March 28, 2002
---------------------------
   (James A. Cardwell, Jr.)

/s/ Timothy M. Hinchman          Director                         March 28, 2002
-------------------------
   (Timothy M. Hinchman)

/s/ Joseph R. Berkel             Director                         March 28, 2002
---------------------------
   (Joseph R. Berkel)

/s/ Eddie H. Brailsford          Director                         March 28, 2002
---------------------------
   (Eddie H. Brailsford)

/s/ Bjorn Ahlstrom               Director                         March 28, 2002
---------------------------
   (Bjorn Ahlstrom)

/s/ Larry J. Zine                Director                         March 28, 2002
---------------------------
   (Larry J. Zine)

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Description
-----------       -------------------

3.1 (a)           Certificate of Incorporation.

3.2 (a)           Bylaws.

24.1* Power of Attorney (Included as part of the signature page of the Form 10-K).

99* Petro Stopping Centers Holdings, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001, dated as of March 28, 2001.

(a) Incorporated by reference to Petro Stopping Centers Holdings, L.P.'s and Petro Holdings Financial Corporation's Registration Statement on Form S-4 (Registration No. 333-87371).


*   Filed herewith.