Form 10-Q
period 2002-06-30
PETRO HOLDINGS FINANCIAL CORP
filed 2002-08-14
CIK 1094068

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


                  For the quarterly period ended June 30, 2002


                       Commission file number 333-87371-01

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2002, the number of shares outstanding of the registrant's only class of common stock was 2,500.

         The registrant, Petro Holdings Financial Corporation, meets the condition's set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                          PART 1. Financial Information

Item 1.  Financial Statements

                      PETRO HOLDINGS FINANCIAL CORPORATION
                            UNAUDITED BALANCE SHEETS

                                                                     December 31,      June 30,
                                                                         2001            2002
                                                                   --------------- ----------------
              Assets

Cash                                                               $         1,000 $          1,000
                                                                   --------------- ----------------
       Total assets                                                $         1,000 $          1,000
                                                                   =============== ================


     Stockholder's Equity

Common stock, $.01 par value: 10,000 shares authorized;
   2,500 shares issued and outstanding                             $            25 $             25
Additional paid-in capital                                                     975              975
                                                                   --------------- ----------------
       Total stockholder's equity                                  $         1,000 $          1,000
                                                                   =============== ================


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

         The unaudited condensed balance sheets should be read in conjunction with the balance sheets and notes thereto in the Annual Report of Petro Holdings Financial Corporation on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and June 30, 2002.

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

         (b)      Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PETRO HOLDINGS FINANCIAL CORPORATION
                                        (Registrant)

Date:  August 13, 2002      By: /s/ J.A. Cardwell, Sr.
                               -------------------------------------------------
                                    J.A. Cardwell, Sr.
                                    President and Director
                                    (On behalf of Registrant and as Registrant's
                                    Principal Executive Officer)

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