Form 10-K
period 2002-12-31
PETRO HOLDINGS FINANCIAL CORP
filed 2003-03-31
CIK 1094068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Commission file number 333-87371-01

PETRO HOLDINGS FINANCIAL CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware	74-2922355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6080 Surety Drive El Paso, Texas	79905
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (915) 779-4711

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐ No.  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

The Registrant, Petro Holdings Financial Corporation, meets the conditions set forth in the General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

PART I

Item 1. Business

General

We are a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. (“Holdings”), incorporated July 6, 1999 for the sole purpose of serving as a co-issuer with Holdings in the issuance of 82,707 units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 (“15% Notes”) and 82,707 exchangeable Petro Warrant Holdings Corporation’s warrants (the “Warrants”). The Supplemental Indenture dated July 23, 1999 (“Indenture”) provides that upon an “exchange event,” such as a change in control, public offering, or bankruptcy filing, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. If the Warrants have not been exchanged by August 1, 2004, Holdings will be obligated to repurchase the Warrants at fair market value. At the same time we co-issued the 15% Notes and the Warrants, we also co-issued with Holdings, notes to Chartwell Investments, Inc. of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount), without warrants. The 15% Notes and the notes issued to Chartwell Investments, Inc. are recorded on the financial statements of Holdings.

We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations. Our balance sheets are unaudited. In the opinion of our management, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2001 and 2002.

Holdings files with the Securities and Exchange Commission the reports required to be filed pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding Holdings and its business and financial results, reference is made to Holdings’ Annual Report on Form 10-K for 2002, a copy of which is filed as Exhibit 99 to this Annual Report.

Item 2. Properties

None

Item 3. Legal Proceedings

None

PART II

Item 5. Market of Registrant’s Common Equity and Related Stockholder Matters

We are a wholly-owned subsidiary of Holdings. Consequently, there is no established trading market for our equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is inactive and, accordingly, it has no operations and only minimal assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Rate

None

Item 8. Financial Statements and Supplementary Data

PETRO HOLDINGS FINANCIAL CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2001	December 31, 2002
Assets
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity
Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total stockholder’s equity	$1,000	$1,000

See accompanying notes to unaudited balance sheets.

PETRO HOLDINGS FINANCIAL CORPORATION

NOTES TO UNAUDITED BALANCE SHEETS

(1) Company Formation and Description of Business

Company Formation

Petro Holdings Financial Corporation (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. (“Holdings”) and was incorporated July 6, 1999 for the sole purpose of serving as a co-issuer with Holdings in the issuance of 82,707 units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 (“15% Notes”) and 82,707 exchangeable Petro Warrant Holdings Corporation’s warrants (the “Warrants”). The Supplemental Indenture dated July 23, 1999 (“Indenture”) provides that upon an “exchange event,” such as a change in control, public offering, or bankruptcy filing, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Petro Warrant Holdings Corporation, whose sole asset currently is approximately 10.0% of the common limited partnership interests in Holdings. If the Warrants have not been exchanged by August 1, 2004, Holdings will be obligated to repurchase the Warrants at fair market value. At the same time the Company co-issued the 15% Notes and the Warrants, the Company also co-issued with Holdings, notes to Chartwell Investments, Inc. of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount), without warrants. The 15% Notes and the notes issued to Chartwell Investments, Inc. are recorded on the financial statements of Holdings.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations. At December 31, 2001 and 2002, the Company’s balance sheets consist only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 2001 and 2002 consolidated balance sheets of Holdings, which are included in Holding’s Annual Report on Form 10-K for the year ended December 31, 2002, a copy of which is filed as Exhibit 99 to this Annual Report. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and 2002.

The Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission’s Regulation S-X (the “Rule”). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reporting pursuant to the Securities Exchange Act of 1934 may be unaudited.

(3) Stockholder’s Equity

The Company is a wholly-owned subsidiary of Holdings, which is the sole shareholder of the outstanding common stock of the Company. As the sole shareholder, Holdings holds all voting rights and privileges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item	14. Controls and Procedures

As the Company has no employees, only minimal assets and conducts no operations, it has only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of a date within 90 days of the date of this report, our principal executive officer and principal financial officer concluded they are effective in light of the nature of the Company. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial statements
Page
Unaudited Balance Sheets	2
Notes to Unaudited Balance Sheets	3

The accounts of the Company are included in December 31, 2001 and 2002 consolidated balance sheets of Holdings, which are included in Holding’s Annual Report on Form 10-K for the year ended December 31, 2002, a copy of which is filed as Exhibit 99 to this Annual Report.

2. Financial statements schedule and supplementary information required to be submitted.

None

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3. Certifications	6-7

4. Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 8 of this Annual Report.

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO HOLDINGS FINANCIAL CORPORATION (Registrant)

By:	/s/ J.A. CARDWELL, SR.
J.A. Cardwell, Sr. President and Director (On behalf of Registrant and as Registrant’s Principal Executive Officer)

Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Holdings Financial Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.A. CARDWELL, SR. (J.A. Cardwell, Sr.)	President and Director (Principal Executive Officer)	March 27, 2003

/s/ EDWARD ESCUDERO (Edward Escudero)	Treasurer (Principal Financial Officer and Chief Accounting Officer)	March 27, 2003

/s/ JAMES A. CARDWELL, JR. (James A. Cardwell, Jr.)	Director	March 27, 2003

/s/ JOSEPH R. BERKEL (Joseph R. Berkel)	Director	March 27, 2003

/s/ EDDIE H. BRAILSFORD (Eddie H. Brailsford)	Director	March 27, 2003

/s/ JAMES F. MUSCHALIK (James F. Muschalik)	Director	March 27, 2003

/s/ BJORN AHLSTROM (Bjorn Ahlstrom)	Director	March 27, 2003

/s/ LARRY J. ZINE (Larry J. Zine)	Director	March 27, 2003

Certifications

I, J.A. Cardwell, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Petro Holdings Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ J.A. CARDWELL, SR.
(J.A. Cardwell, Sr.) President and Director

Certifications

I, Edward Escudero, certify that:

1. I have reviewed this annual report on Form 10-K of Petro Holdings Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ EDWARD ESCUDERO
(Edward Escudero) Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1(a)	Certificate of Incorporation.

3.2(a)	Bylaws.

99*	Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, dated as of March 27, 2003.

(a)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s and Petro Holdings Financial Corporation’s Registration Statement on Form S-4 (Registration No. 333-87371).

*	Filed herewith.