Form 10-Q
period 2003-03-31
PETRO HOLDINGS FINANCIAL CORP
filed 2003-05-15
CIK 1094068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2003, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Holdings Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART 1. Financial Information

Item 1. Financial Statements

PETRO HOLDINGS FINANCIAL CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2002	March 31, 2003
Assets
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity
Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total stockholder’s equity	$1,000	$1,000

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

The unaudited condensed balance sheets should be read in conjunction with the balance sheets and notes thereto in the Annual Report of Petro Holdings Financial Corporation on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2002 and March 31, 2003.

The Company meets the requirements of an Inactive Registrant as defined by Rule 3-11 of the Securities and Exchange Commission’s Regulation S-X (the “Rule”). The Rule stipulates that if a registrant is inactive, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are inactive and, accordingly, we have no operations and only minimal assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of a date within 90 days of the date of this report, our principal executive officer and principal financial officer concluded they are effective in light of our lack of operations. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 7 of this Quarterly Report.

(b) Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO HOLDINGS FINANCIAL CORPORATION
(Registrant)

Date: May 14, 2003	By:	/s/ J.A. CARDWELL, SR.
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ J.A. CARDWELL, SR.
( J.A. Cardwell, Sr.) President and Director

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ EDWARD ESCUDERO
(Edward Escudero)
Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(a)	Certificate of Incorporation.
3.2(a)	Bylaws

(a)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s and Petro Holdings Financial Corporation’s Registration Statement on Form S-4 (Registration No. 333-87371), filed on September 17, 1999.