Form 10-Q
period 2003-09-30
PETRO HOLDINGS FINANCIAL CORP
filed 2003-11-14
CIK 1094068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2003, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Holdings Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART 1. Financial Information

Item 1.	Financial Statements

PETRO HOLDINGS FINANCIAL CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2002	September 30, 2003
Assets
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity

Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	$25	$25
Additional paid-in capital	975	975

Total stockholder’s equity	$1,000	$1,000

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

The unaudited condensed balance sheets should be read in conjunction with the balance sheets and notes thereto in the Annual Report of Petro Holdings Financial Corporation on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying unaudited balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2002 and September 30, 2003.

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

Holdings currently has outstanding an exchange offer with respect to its 15.0% senior discount notes due 2008 which would be part of a proposed future refinancing involving the replacement of its senior credit facility and the issuance of additional debt by Petro Stopping Centers, L.P. in replacement of certain outstanding obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

None

Item 4.	Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of September 30, 2003, our principal executive officer and principal financial officer concluded they are effective in light of our lack of operations. There have been no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART II. Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Page 5 of this Quarterly Report.

(b)	Reports on Form 8-K

The Registrant filed a report on Form 8-K on August 26, 2003 reporting on Other Events.

The Registrant filed a report on Form 8-K on September 24, 2003 reporting on Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO HOLDINGS FINANCIAL CORPORATION
(Registrant)

Date:	November 13, 2003	By:	/s/ J.A. Cardwell, Sr.

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