Form 10-Q
period 2004-09-30
PETRO HOLDINGS FINANCIAL CORP
filed 2004-11-10
CIK 1094068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2004, the number of shares outstanding of the registrant’s only class of common stock was 1,000.

The registrant, Petro Holdings Financial Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. Financial Information

Item 1. Financial Statements

PETRO HOLDINGS FINANCIAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2003	September 30, 2004
Assets
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity
Common stock, $.01 par value: 1,000 shares authorized; 1,000 shares issued and outstanding	$10	$10
Additional paid-in capital	990	990

Total stockholder’s equity	$1,000	$1,000

See accompanying notes to unaudited condensed balance sheets.

PETRO HOLDINGS FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED BALANCE SHEETS

(1) Company Formation and Description of Business

Company Formation

Petro Holdings Financial Corporation (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) and was incorporated July 6, 1999 for the sole purpose of acting as a co-obligor with the Holding Partnership in the issuance of 82,707 units, each consisting of $1,000 principal amount at stated maturity of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and 82,707 exchangeable Petro Warrant Holdings Corporation warrants (the “Warrants”).

On February 9, 2004, the Holding Partnership and the Company, as co-obligors, completed a series of transactions referred to as the 2004 Refinancing Transactions, in which the Holding Partnership refinanced substantially all of its existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	Petro Stopping Centers, L.P. (the “Operating Partnership”) issued $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the majority of the Operating Partnership’s outstanding 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	The Operating Partnership entering into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of the Operating Partnership’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15% Notes and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for the new senior third secured discount notes;

•	The extension by the Holding Partnership of the mandatory purchase date of the Warrants from August 1, 2004 to October 1, 2009; and

•	The reduction of the Operating Partnership’s trade credit balance with Exxon Mobil Corporation.

The 9% Notes and the new senior third secured discount notes are recorded on the financial statements of the Operating Partnership and the Holding Partnership, respectively.

On March 12, 2004, the Operating Partnership repurchased all of its remaining 10 1/2% Notes.

On July 19, 2004, the Operating Partnership and the guarantors of the 9% Notes completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying their obligations to register the 9% Notes.

(2) Basis of Presentation

The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations or statement of cash flows. The accompanying unaudited

(continued)

PETRO HOLDINGS FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED BALANCE SHEETS

condensed balance sheets have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

These unaudited condensed balance sheets should be read in conjunction with the Company’s balance sheets and notes thereto in the Registration Statement on Form S-4 of the Operating Partnership, filed with the SEC on June 10, 2004 (the “2003 Financial Statements”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2003 Financial Statements. In the opinion of management of the Company, the accompanying unaudited condensed balance sheets contain all adjustments necessary to present fairly the condensed financial position of the Company at December 31, 2003 and September 30, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On February 9, 2004, we as co-obligor, and Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) completed a series of transactions referred to as the 2004 Refinancing Transactions, in which the Holding Partnership refinanced substantially all of its existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	Petro Stopping Centers, L.P. (the “Operating Partnership”) issued $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the majority of the Operating Partnership’s outstanding 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	The Operating Partnership entering into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of the Operating Partnership’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension by the Holding Partnership of the mandatory purchase date of the warrants, issued in July 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of the Operating Partnership’s trade credit balance with Exxon Mobil Corporation.

The 9% Notes and the new senior third secured discount notes are recorded on the financial statements of the Operating Partnership and the Holding Partnership, respectively.

On March 12, 2004, the Operating Partnership repurchased all of its remaining 10 1/2% Notes.

On July 19, 2004, the Operating Partnership and the guarantors of the 9% Notes completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying their obligations to register the 9% Notes.

We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations or statement of cash flows. Our balance sheets are unaudited. In the opinion of our management, the accompanying unaudited condensed balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2003 and September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of September 30, 2004, our principal executive officer and principal financial officer concluded they are effective at a reasonable assurance level in light of our lack of operations.

There has been no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, during the quarterly period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 6. Exhibits

31.1	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO HOLDINGS FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2004	By:	/s/ Edward Escudero
Edward Escudero
Treasurer and Chief Financial Officer
(On behalf of Registrant and as Registrant’s
Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (a)	Certificate of Incorporation.

3.2 (a)	Bylaws.

4.7 (b)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and The Bank of New York, as Trustee, relating to Petro Stopping Centers Holdings, L.P.’s Senior Third Secured Notes due 2014.

4.8 (b)	Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers Holdings, L.P.’s $113,370,000 aggregate principal amount 15% Senior Discount Notes due 2008.

4.9 (b)	First Amendment, dated as of February 9, 2004, to the Warrant Agreement, dated as of July 23, 1999, by and among Petro Warrant Holdings Corporation, Petro Stopping Centers Holdings, L.P., Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp., and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as warrant agent.

10.41 (b)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto.

10.42 (b)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.43 (b)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.44 (b)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10 1/2% Senior Notes due 2007.

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit No.	Exhibit Description

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers Holdings, L.P.’s and Petro Holdings Financial Corporation’s Registration Statement on Form S-4 (Registration No. 333-87371), filed on September 17, 1999.
(b)	Incorporated by reference to Petro Holdings Financial Corporation’s Current Report on Form 8-K, filed on February 23, 2004.
*	Filed herewith