Form 10-K
period 2005-12-31
PETRO HOLDINGS FINANCIAL CORP
filed 2006-03-30
CIK 1094068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 333-87371-01

PETRO HOLDINGS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2005, the number of shares outstanding of the registrant’s only class of common stock was 1,000.

The Registrant, Petro Holdings Financial Corporation, meets the conditions set forth in the General Instruction (I)(1) of Form 10-K and is therefore filing this form with reduced disclosure format.

PART I

Item 1. Business

General

We are a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) and were incorporated on July 6, 1999. Our sole purpose is to act as a co-issuer with the Holding Partnership of Senior Third Secured Discount Notes due 2014 (the “Senior Notes”) issued in February 2004. Additionally, we are a guarantor of Petro Stopping Centers, L.P.’s 9% Senior Secured Notes due 2012 and certain other obligations of the Holding Partnership and its affiliates.

We have no employees, only nominal assets, have not and will not conduct any operations and, accordingly, have no statement of operations or statement of cash flows. In the opinion of our management, the accompanying balance sheets contain all adjustments necessary to present fairly our financial position at December 31, 2004 and 2005.

The Holding Partnership files with the Securities and Exchange Commission the reports it is required to file pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For information regarding the Holding Partnership and its business and financial results, reference is made to the Holding Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Holding Partnership’s 2005 Form 10-K”), a copy of which is filed as Exhibit 99 to this Form 10-K.

Item 1A. Risk Factors

We are inactive and accordingly have no operations and only minimal assets.

We are a wholly-owned subsidiary of the Holding Partnership. We have no employees, assets, liabilities, or activities other than as a co-issuer of the Senior Notes and as a guarantor of certain other obligations of the Holding Partnership and its affiliates, and we have not conducted and will not conduct any operations. Accordingly, holders of the Senior Notes should not rely on us to satisfy obligations under such notes. For information regarding the Holding Partnership and the risk factors related to its financial condition, business, and the industry in which the Holding Partnership operates, reference is made to the Holding Partnership’s 2005 Form 10-K, a copy of which is filed as Exhibit 99 to this Form 10-K.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

None

Item 3. Legal Proceedings

None

PART II

Item 5. Market of Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of the Holding Partnership. Consequently, there is no established public trading market for our equity. As the sole shareholder, the Holding Partnership holds all voting rights and privileges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are inactive and, accordingly, we have no operations and only minimal assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None

Item 8. Financial Statements and Supplementary Data

PETRO HOLDINGS FINANCIAL CORPORATION

BALANCE SHEETS

	December 31, 2004	December 31, 2005
Assets
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholder’s Equity

Common stock, $.01 par value: 1,000 shares authorized; 1,000 shares issued and outstanding	$10	$10
Additional paid-in capital	990	990

Total stockholder’s equity	$1,000	$1,000

See accompanying notes to balance sheets.

PETRO HOLDINGS FINANCIAL CORPORATION

NOTES TO BALANCE SHEETS

(1) Company Formation and Description of Business

Company Formation

Petro Holdings Financial Corporation (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) and was incorporated on July 6, 1999. The Company’s sole purpose is to act as a co-issuer with the Holding Partnership of Senior Third Secured Discount Notes due 2014 issued in February 2004. Additionally, the Company is a guarantor of Petro Stopping Centers, L.P.’s 9% Senior Secured Notes due 2012 and certain other obligations of the Holding Partnership and its affiliates.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The Company has no employees, only nominal assets, has not and will not conduct any operations and, accordingly, has no statement of operations or statement of cash flows. At December 31, 2004 and 2005, the Company’s balance sheets consist only of common stock and additional paid-in capital in the amount of $1,000 and cash in the amount of $1,000. The accounts of the Company are included in the December 31, 2004 and 2005 consolidated balance sheets of the Holding Partnership, which are included in the Holding Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005, a copy of which is filed as Exhibit 99 to this Form 10-K. In the opinion of management of the Company, the accompanying balance sheets contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2004 and 2005.

(3) Shareholder’s Equity

The Company is a wholly-owned subsidiary of the Holding Partnership. As the sole shareholder, the Holding Partnership holds all voting rights and privileges.

(4) Subsequent Events

On March 24, 2006, Michel Gigou resigned from the Boards of Directors of Petro Stopping Centers, L.P., the Holding Partnership, and the Company, effective April 1, 2006. Pursuant to the rights granted to Volvo Petro Holdings, LLC under Sections 6.1.4(c), 6.1.5, 6.2.1, and 6.2.2(c) of the Limited Partnership Agreement, dated July 15, 1999, of the Holding Partnership, Volvo Petro Holdings, LLC appointed Paul L. Vikner to serve as a member of the Board of Directors of the Holding Partnership and as a member of the Executive Committee and Environmental Compliance Committee of the Holding Partnership Board, effective April 1, 2006.

Pursuant to Sections, 6.1.4, 6.2.1, and 6.2.2 of the Fourth Amended and Restated Limited Partnership Agreement, dated July 23, 1999, of Petro Stopping Centers, L.P., the appointment and removal of Volvo Petro Holdings, LLC’s appointees to the Holding Partnership Board and the Executive Committee and Environmental Compliance Committee of the Holding Partnership Board were reflected contemporaneously in the membership of Petro Stopping Centers, L.P.’s Board of Directors, Executive Committee, and Environmental Compliance Committee, and the Company’s Board of Directors.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Petro Holdings Financial Corporation:

We have audited the accompanying balance sheets of Petro Holdings Financial Corporation (a Delaware corporation) as of December 31, 2005 and 2004. These balance sheets are the responsibility of the Company’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Petro Holdings Financial Corporation as of December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

El Paso, Texas

March 29, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

As we have no employees, only minimal assets and conduct no operations, we have only rudimentary disclosure controls and procedures. Based upon an evaluation of these controls and procedures as of December 31, 2005, our principal executive officer and principal financial officer concluded they are effective at a reasonable assurance level in light of our lack of operations.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On March 24, 2006, Michel Gigou resigned from the Boards of Directors of Petro Stopping Centers, L.P., the Holding Partnership, and Petro Holdings Financial Corporation, effective April 1, 2006. Pursuant to the rights granted to Volvo Petro Holdings, LLC under Sections 6.1.4(c), 6.1.5, 6.2.1, and 6.2.2(c) of the Limited Partnership Agreement, dated July 15, 1999, of the Holding Partnership, Volvo Petro Holdings, LLC appointed Paul L. Vikner to serve as a member of the Board of Directors of the Holding Partnership and as a member of the Executive Committee and Environmental Compliance Committee of the Holding Partnership Board, effective April 1, 2006.

Pursuant to Sections, 6.1.4, 6.2.1, and 6.2.2 of the Fourth Amended and Restated Limited Partnership Agreement, dated July 23, 1999, of Petro Stopping Centers, L.P., the appointment and removal of Volvo Petro Holdings, LLC’s appointees to the Holding Partnership Board and the Executive Committee and Environmental Compliance Committee of the Holding Partnership Board were reflected contemporaneously in the membership of Petro Stopping Centers, L.P.’s Board of Directors, Executive Committee, and Environmental Compliance Committee, and the Petro Holdings Financial Corporation Board of Directors.

Paul L. Vikner has been President and Chief Executive Officer of Mack Trucks, Inc. since July 1, 2001. Mr. Vikner is currently responsible for overseeing all activities relating to Mack, a business area of the Volvo Group of Sweden. Prior to this position, Mr. Vikner has served as Executive Vice President and Senior Vice President of Mack Trucks, Inc. Prior to joining Mack Trucks, Inc., Mr. Vikner held various positions within Iveco Trucks of North America, Inc. and Isuzu Truck in North America. Mr. Vikner holds a BA degree from Muhlenberg College in Allentown, Pennsylvania.

Mack Trucks, Inc. is a member of the Volvo Group, which is an affiliate of Volvo Petro Holdings, LLC, which is a party to certain transactions or arrangements with the Holding Partnership. These transactions and arrangements are described in Item 13, “Certain Relations and Related Party Transactions,” in the Holding Partnership’s 2005 Form 10-K.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate audit fees billed by KPMG LLP were approximately $4,500 and $5,000 for the years ended December 31, 2004 and 2005, respectively, all of which were paid by the Holding Partnership. These fees were for professional services rendered in connection with the audit of our balance sheets and services that are normally provided in connection with statutory and regulatory filings and engagements.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2004 and 2005.

Tax Fees. The aggregate tax fees billed by KPMG LLP were approximately $2,500 for each of the years ended December 31, 2004 and 2005, all of which were paid by the Holding Partnership. These fees were for professional services rendered for tax compliance.

All Other Fees. There were no other fees billed by KPMG LLP for the years ended December 31, 2004 and 2005, as the Company did not purchase any products or services provided by KPMG LLP.

Pre-approved Policies and Procedures. As the Company is inactive and does not have an audit committee, there are no policies and procedures of such a committee to be disclosed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

		Page
1.	Financial statements

	Balance Sheets	3
	Notes to Balance Sheets	4
	Report of Independent Registered Public Accounting Firm	5

	The accounts of the Company are included in the December 31, 2004 and 2005 consolidated balance sheets of the Holding Partnership, which are included in the Holding Partnership’s 2005 Form 10-K, a copy of which is filed as Exhibit 99 to this Form 10-K.

2.	Financial statement schedules and supplementary information required to be submitted.

None

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.	and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on Pages 9 through 10 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO HOLDINGS FINANCIAL CORPORATION
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
President and Director
(On behalf of Registrant and as Registrant’s
Principal Executive Officer)

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Holdings Financial Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.A. Cardwell, Sr.	President and Director	March 30, 2006
(J.A. Cardwell, Sr.)	(Principal Executive Officer)

/s/ Edward Escudero	Chief Financial Officer and Secretary	March 30, 2006
(Edward Escudero)	(Principal Financial Officer
and Chief Accounting Officer)

/s/ James A. Cardwell, Jr.	Director	March 30, 2006
(James A. Cardwell, Jr.)

/s/ Eddie H. Brailsford	Director	March 30, 2006
(Eddie H. Brailsford)

/s/ Timothy J. Devens	Director	March 30, 2006
(Timothy J. Devens)

	Director	March , 2006
(Michel Gigou)

/s/ James M.E. Mixter, Jr.	Director	March 30, 2006
(James M.E. Mixter, Jr.)

/s/ Larry J. Zine	Director	March 30, 2006
(Larry J. Zine)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy material to its shareholder.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.3 to Petro Stopping Centers Holdings, L.P.’s and Petro Holdings Financial Corporation’s Registration Statement on Form S-4, filed on September 17, 1999 (File No. 333-87371).

3.2	Bylaws, incorporated by reference to Exhibit 3.4 to Petro Stopping Centers Holdings, L.P.’s and Petro Holdings Financial Corporation’s Registration Statement on Form S-4, filed on September 17, 1999 (File No. 333-87371).

4.1	First Amendment, dated as of February 9, 2004, to the Warrant Agreement, dated as of July 23, 1999, by and among Petro Warrant Holdings Corporation, Petro Stopping Centers Holdings, L.P., Sixty Eighty, LLC, First Union Capital Markets Corp., CIBC World Markets Corp., and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as warrant agent, incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 333-7371-01).

4.2	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers Holdings, L.P. and Petro Holdings Financial Corporation, as Issuers, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 333-7371-01).

4.3	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.42 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 333-7371-01).

4.4	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.43 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 333-7371-01).

10.1	Credit Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 333-7371-01).

10.2	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, incorporated by reference to Exhibit 10.45 to our Current Report on Form 8-K, filed on January 27, 2005 (File No. 333-7371-01).

10.3	Second Amendment to Credit Agreement, entered into as of July 26, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 4.06 to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-13018).

10.4	Third Amendment and Consent Relating to Credit Agreement, entered into as of February 3, 2006, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 10.07 to our Current Report on Form 8-K, filed on February 15, 2006 (File No. 333-87371-01).

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Petro Stopping Centers Holdings, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 30, 2006.

*	Filed herewith.